Form 10-K
period 2021-07-31
Galaxy Enterprises Inc. /WY/
filed 2022-01-05
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 333-258034

GALAXY ENTERPRISES INC.

(Name of Registrant as Specified in Its Charter)

Wyoming	86-1370102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1701 Charles Iam Court, Las Vegas, Nevada	89117
(Address of Principal Executive Offices)	(Zip Code)

(702) 596-9628

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of December 29, 2021 was $74,400 based on the price at which the common stock was last sold.

i

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2021 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

General Development of Business

Overview

We intend to commence business operations by offering real estate management services for clients that focus on cost-efficient operations and tenant retention on a range of properties including residential housing and Class A, B, and C office space, as well as industrial, manufacturing, retail, and warehousing facilities. We also intend to provide our clients with real estate consulting services, including market analysis and modeling, market forecasts, lease and asset management, site selection, feasibility studies, sales and exit strategies, strategic planning, organizational design, capital management, and research services. We intend to commence operations in the Las Vegas, Nevada area due to the significant demand for real estate management services there and the proximity of our management team to that city.

We were only incorporated on March 24, 2021 and have not commenced pursuing our business plan because we have been focused on raising the initial capital to fund our business operations. From our incorporation on March 24, 2021 to July 31, 2021, we have incurred an accumulated deficit of $34,007. To date, we have raised an aggregate of $83,400 through the sale of our common stock. Proceeds from these sales were used to fund the filing of our registration statement and will be used for working capital. Further losses are anticipated in the development of our business. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

Anticipated Services

We intend to provide clients with two principal types of services: (1) property management; and (2) property consulting.

Property Management Services

As property managers, the services that we intend to provide to owners of residential, commercial, and industrial properties include:

●	completing an initial evaluation of properties and working with the owners to determine a target rental or lease rate;

●	gathering comparable rental and lease rates in the area of the properties;

●	reviewing the properties to determine if any repairs or upgrades should be recommended to the owners to increase rental or lease value;

●	gathering detailed information regarding the features of the properties, including interior and exterior photographs;

●	discussing with the owners the policies that they would like to implement with respect to the rental or lease arrangements (e.g., acceptability of pets in a residential property; acceptable uses for commercial and industrial properties);

●	marketing the properties for rent or lease by creating advertisements in various media including online, print, on-site signage, and fliers depending on the suitability of each medium for the type of property involved;

●	answering potential tenant and lessee inquiries; meeting with them to view properties; and collecting applications and deposits;

●	performing background and credit checks on prospective tenants and lessees;

●	communicating with the property owners regarding prospective tenants and lessees;

●	preparing and overseeing the execution of lease agreements;

●	performing move-in inspections with tenants and lessees and having them execute a report verifying the condition of the property prior to the lease commencement date;

●	collecting security deposits, rents, and lease payments;

●	pursuing late payments and fees;

●	where necessary, preparing the necessary paperwork to evict or commence an unlawful detainer action;

●	performing periodic property inspections and providing the results of each inspection to the owner if there are concerns regarding the condition of the property;

●	providing accounting services to document and record cash inflows and outflows, as well as related invoices, receipts, and payment information;

●	preparing monthly cash flow statements and annual reports of financial results including required tax documents for the owners;

●	overseeing maintenance and repairs on properties; and

●	managing tenant and lessee move-out including inspections, damage assessment, and damage deposit returns.

We intend to generate revenue by charging owners a set monthly fee for our property management services, which will usually be based on a percentage of the revenue that a rented or leased property generates. Such fees will vary depending on the type of property involved, the amount of work that we will have to perform, and the rates that competitors charge for similar services.

Property Consulting Services

As property consultants, the services that we intend to provide include:

●	preparing plans of action and evaluation for clients considering real estate acquisitions and development;

●	interpreting relevant real estate market data concerning price, yield, market stability, investment risks and trends, regulation, and economic influences;

●	searching public records for transactions such as sales, leases, and assessments;

●	computing property values while considering factors such as depreciation, replacement cost, comparable properties, and income potential;

●	obtaining county land values and sales information in support of value assessments;

●	checking building codes and zoning bylaws that may impact appraisal and development;

●	estimating building replacement costs using building valuation manuals and professional cost estimators;

●	inspecting properties to evaluate construction, condition, features, and functional design;

●	evaluating land and neighborhoods where properties are situated including assessing locations, trends, and pending changes that could influence present and developed land value;

●	providing market analysis and modelling for properties, as well as market forecasts and research; and

●	providing advice on site selection, feasibility studies, sales and exit strategies, strategic planning, organizational design, and capital management.

We intend to generate revenue by charging owners either an hourly rate for our services or a set price for certain service that we reach through negotiation with the clients. Initially, two of our directors, Gregory Navone, and James C. Shaw will provide these services to clients. As our operations expand, we will need to retain additional staff in order to provide all of the above-noted services.

Demand for Property Management and Consulting Services

According to the University of Nevada – Las Vegas Center for Business and Economic Research’s 2019 report, the population of Clark County in which Las Vegas is situated is expected to grow from 2,284,616 residents in 2018 to approximately 2,719,000 residents in 2030, which represents a population increase of about 19% within that time frame. Cumming Corporation, an international construction management company that provides forecasts regarding construction trends in various jurisdictions, projects that the residential construction will increase in 2021 by almost 30% with multi-family rather than single-family residences driving this growth. However, the firm foresees that demand will outpace supply due to labor and supply chain constraints. These trends will likely increase demand for residential, commercial, and industrial real estate in the area, as well as increase demand for property management and consulting services.

Marketing Strategy

While we intend to offer our services to all sectors of the property management and consulting markets, we will initially focus on commercial real and multi-unit residential estate given our president’s experience in developing and operating shopping centers and apartment buildings in Las Vegas. We believe that we will be able to charge higher rates for our services in these sectors because they tend to generate relatively higher profit margins for owners and often require significant professional management and advice due to the large scale of construction and operations.

In order to reach our target market sectors, we intend to rely upon the real estate and other business relationships that our directors have established in the Las Vegas area and also focus our marketing efforts on our Internet presence, electronic brochures, and as our business develops, print media advertising. We believe that social media tools are critically important to building our brand and awareness of our business and will focus on online video advertising, client testimonials, and virtual tours of available properties that we manage. We also intend to select and place advertising on those social media platforms that will be effective in reaching our target clients.

Competition

The real estate management sector, including real estate consulting, is extremely fragmented and competitive. The sector includes large entities that provide services nationally, such as Greystar Real Estate Partners Lincoln Property Company, and CRBE Group, as well as real estate investment trusts and real estate developers that have in-house real estate management. There are also many well-established residential, commercial, and industrial property management companies that solely focus on the Las Vegas area.

Since the principal competitive factors in providing property management services are pricing, reputation, and quality of service, the fact that most of our competitors have greater financial resources, enjoy greater economies of scale, and have established reputations will make it more difficult for us to gain market share. We also expect to continue to face competition from new market entrants. We may be unable to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Government Regulation

Nevada State Licensing Requirements

Under Nevada law, property management is considered to be a real estate activity requiring a real estate broker’s license. In order to lease, rent, list, collect rents, procure prospects, or negotiate, assist, or offer to perform any of those acts, he or she needs either a salesperson’s or broker’s license. In addition, he or she must obtain a property manager permit. No broker’s license is required if the property manager does not engage in leasing activities, or if they are strictly on-site managers. Currently, only Gregory Navone, our president, has a real estate broker’s license in Nevada. He intends to apply for a property manager permit. In order to obtain a Nevada property management permit, a person must have a Nevada real estate license, attend an accredited 24-hour property management pre-permit course, and pass the Nevada property management state examination within one year of the date of application.

To obtain a license as a real estate salesperson in Nevada, one must complete 90 hours or six semester units of instruction in real estate principles, practices, and law that is given by an approved provider. Additionally, applicants must show proof of passing the national and Nevada state exam within one year of the application date. To obtain a license as a real estate broker in Nevada, a person must complete 64 semester units of instruction. The applicant must have been actively engaged as a full-time licensed real estate broker or salesman for at least two of the four years immediately prior to the issuance of a Nevada broker license and must pass the national and Nevada state exam within one year of the application date.

Nevada Revised Statute (“NRS”) 645 outlines various laws that apply to real estate brokers and salespersons. Among the duties that it imposes on those with a real estate license in Nevada include obligations to:

1.	Not deal with any party to a real estate transaction in a manner which is deceitful, fraudulent or dishonest;

2.	Exercise reasonable skill and care with respect to all parties to the real estate transaction;

3.	Disclose to each party to the real estate transaction as soon as practicable (a) any material and relevant facts, data or information which licensee knows, or with reasonable care and diligence the licensee should know, about the property; and (b) each source from which licensee will receive compensation.

4.	Abide by all other duties, responsibilities and obligations required of the licensee in law or regulations;

5.	Exercise reasonable skill and care to carry out the terms of the brokerage agreement and the licensee’s duties in the brokerage agreement;

6.	Not disclose, except to the licensee’s broker, confidential information relating to a client for one year after the revocation or termination of the brokerage agreement, unless licensee is required to do so by court order or the client gives written permission;

7.	Seek a sale, purchase, option, rental or lease of real property at the price and terms stated in the brokerage agreement or at a price acceptable to the client;

8.	Present all offers made to, or by the client as soon as practicable, unless the client chooses to waive the duty of the licensee to present all offers and signs a waiver of the duty on a form prescribed by the Nevada Real Estate Division;

9.	Disclose to the client material facts of which the licensee has knowledge concerning the real estate transaction;

10.	Advise the client to obtain advice from an expert relating to matters which are beyond the expertise of the licensee; and

11.	Account to the client for all money and property the licensee receives in which the client may have an interest.

Property Management

NRS 645 also mandates that a property management agreement must include:

1.	The term of the agreement and, if the agreement is subject to renewal, provisions clearly setting forth the circumstances under which the agreement may be renewed and the term of each such renewal;

2.	A provision for the retention and disposition of deposits of the tenants of the property during the term of the agreement and, if the agreement is subject to renewal, during the term of each such renewal;

3.	The fee or compensation to be paid to the broker;

4.	The extent to which the broker may act as the agent of the client;

5.	If the agreement is subject to cancellation, provisions clearly setting forth the circumstances under which the agreement may be cancelled. The agreement may authorize the broker or the client, or both, to cancel the agreement with cause or without cause, or both, under the circumstances set forth in the agreement; and

6.	If the broker intends to provide asset management services for the client, a provision indicating the extent to which the broker will provide those services.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Governmental and Industry Regulations

We will be subject to federal and state laws and regulations that relate directly or indirectly to our operations including federal securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

Research and Development Activities and Costs

We have not spent any funds on research and development activities to date.

Compliance with Environmental Laws

Our current operations are not subject to any environmental laws.

Facilities

We do not own or rent facilities of any kind. We plan to conduct our operations from the office of our president until we are in a position to commence and expand operations.

Employees

We have commenced only limited operations, and therefore currently have no employees other than our sole officer and director.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property interest. Our offices are located at 1701 Charles Iam Court, Las Vegas, Nevada 89117.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock do not trade on any recognized stock exchange or quotation system. We intend to retain a market maker that will file an application on our behalf to commence trading on OTC Markets. However, there is no guarantee that we will be successful in retaining a market maker, that FINRA will approve the application, or that a trading market will develop for our shares.

As of December 29, 2021, there were approximately 37 beneficial owners of record of our common stock.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. We have not paid any dividends and we do not have any current plans to pay any dividends.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of our Financial Conditions and Results of Operations.

Introduction

We were incorporated on March 24, 2021 under the laws of the State of Wyoming.

Results of Operations for Fiscal 2021

From our incorporation on March 24, 2021 to our fiscal year end of July 31, 2021, we did not earn any revenue. From inception on March 24, 2021 to July 31, 2021, we incurred net loss of $34,007 consisting entirely of general and administrative fees.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Liquidity and Capital Resources

As of July 31, 2021, our current assets of $55,863 consisted of $40,863 in cash and $15,000 in prepayments and deposits and our total liabilities were $6,470, which consisted entirely of accounts payable and accrued liabilities. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. From inception on March 24, 2021 to July 31, 2021, net cash used in operating activities was $42,537 consisting of our net loss for the period of $34,007 and prepayments and deposits at period end of $15,000, partially offset by an increase of accounts payable of $6,470 for accruing for professional fees.

Cash Flows from Investing Activities

From inception on March 24, 2021 to July 31, 2021, we have not had any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations exclusively through the sale of our common stock. From inception on March 24, 2021 to July 31, 2021, cash provided from financing activities was $83,400.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Since our incorporation, we have financed our operations through proceeds from the sale of our common stock. We expect to finance operations through the sale of equity for the foreseeable future, as we do not receive significant revenue from our business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

Our ability to raise additional capital is affected by trends and uncertainties beyond our control. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. We base its estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of our financial statements. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

Evaluation of Long-Lived Assets

We review property and equipment for potential impairment whenever significant events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets”. An impairment exists when the carrying amount of the long-lived assets is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

goaliyah@hotmail.com

631-318-0351

To the shareholders and the board of directors of Galaxy Enterprises Inc.

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Galaxy Enterprises Inc and the related statements of income, stockholders equity and cash flow for the period March 24, 2021 - July 31, 2021. In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of May 31, 2021 and the results of its operations and its cash flows for the year then ended in conformity with principles generally accepted in the United States of America.

These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on the financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has no revenues has incurred losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

/s/ Jack Shama

Jack Shama, CPA

December 17, 2021

I have served as the company’s auditor since June 2021.

1

GALAXY ENTERPRISE INC.

BALANCE SHEET

July 31, 2021

ASSETS

Current assets:
Cash	$40,863
Prepayment & deposits	15,000
Total current assets	55,863

Total assets	55,863

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	6,470
Total current liabilities	6,470

Total Liabilities	6,470

STOCKHOLDER’sS EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2021	417
Additional paid in capital	82,983
Accumulated other comprehensive income	-
Accumulated deficit	(34,007)
Total stockholder’s equity	49,393

Total liabilities and stockholder’s equity	55,863

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF COMPREHENSIVE LOSS

From inception on March 24, 2021 to July 31, 2021

$
Expenses
General and administrative	34,007
Net Loss	(34,007)

Total Comprehensive Loss	(34,007)

Net loss per share – basic and diluted	-

Weighted average shares outstanding – basic and diluted	4,170,000

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception on March 24, 2021 to July 31, 2021

Additional
	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance as if November 18, 2020	-	-	-	-	-
Common Stock issued for Cash	4,170,000	417	82,983	(34,007)	49,393
Other Comprehensive Income	-	-	-	-	-
Net Loss	-	-	-	-	-
Closing Balance as if 31st July 2021	4,170,000	417	82,983	(34,007)	49,393

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF CASH FLOWS

From inception on March 24, 2021 to July 31, 2021

$
Cash flows from operating activities
Net loss for the period	(34,007)
Change in operating assets and liabilities
Prepayments & deposits	(15,000)
Accounts payable and accrued liabilities	6,470
Net cash used in operating activities	(42,537)
Cash flows from financing activities
Common stock	83,400
Net cash used in financing activities	83,400

Change in cash	40,863

Cash – beginning of period	-

Cash – end of period	40,863

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

July 31, 2021

1. NATURE AND CONTINUANCE OF OPERATIONS

Galaxy Enterprises Inc. (the “Company”) was incorporated in the state of Wyoming on March 24, 2021. The Company is a development stage company that intends to commence business operations by offering real estate management services for clients that focus on cost-efficient operations and tenant retention on a range of properties including Class A, B, and C office space, as well as industrial, manufacturing, retail, and warehousing facilities. The Company’s fiscal year-end is July 31.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $(34,007). From inception on March 24, 2021 to July 31, 2021, the Company incurred a net loss of $(34,007) and operating cash outflows of $(42,537) as of July 31, 2021. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from shareholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has selected July 31 as its year-end. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position and the results of operations for the period presented have been reflected herein.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2021, the Company had $40,863 in cash.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	Defined as observable inputs such as quoted prices in active markets;
Level 2:	Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Comprehensive Loss

The Company adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments.

Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

The Company has adopted FASB guidance on accounting for uncertainty in income taxes which provides a consolidated financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from March 24, 2021 (inception) through July 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Recently Adopted and Recently Enacted Accounting Pronouncements

The Company adopts new pronouncements relating to accounting principles generally accepted in the United States of America applicable to the Company as they are issued, which may be in advance of their effective date.

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”) but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new -guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. The Company is currently evaluating this standard and has not yet selected a transition. Method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period ended July 31, 2021, the Company issued 4,170,000 shares of common stock for total cash proceeds of $83,400.

At July 31, 2021, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2021, the Company had net operating loss carry forwards of approximately $150 that may be available to reduce future years’ taxable income in varying amounts through 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2021.  All tax years since inception remains open for examination by taxing authorities.

7. SUBSEQUENT EVENTS

None.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2021, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2021. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2021 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

1.	Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2.	Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2021, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2019 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name	Position	Age	Term of Office
Gregory Navone	President, CEO, and Director	75	March 24, 2021 to present
James C. Shaw	CFO, Treasurer, Secretary and Director	64	March 24, 2021 to present
Kurt Strakaluse	Director	51	March 24, 2021 to present

The following describes the business experience of our directors and executive officers:

Gregory Navone

Mr. Navone has been a self-employed licensed real estate broker and developer since 1980. His work has included investing and developing residential and commercial real estate including several shopping malls in Las Vegas from 1995 to 2000; rezoning and developing a 650 unit apartment building at Flamingo Road and Decatur Boulevard in Las Vegas, which was completed in November 1998; owning and managing hotels in Las Vegas from August 2000 to June 2006; and inspecting and evaluating land parcels including preparing financial projections and estimated yield since 1980. Mr. Navone earned a Bachelor of Arts degree from St. Mary’s College of California located in Moraga, California in 1968. He intends to devote approximately 50% of his business time to our company.

James C. Shaw

Mr. Shaw has previous work experience as a consultant for D. Richey Management Corp., a company involved in hotel management and consulting in Wilton, Connecticut from April 1987 to February 1989; as a residential and commercial real estate salesperson for Hoppe Realty in Las Vegas from April 1988 to July 1990; and as a business consultant from June 2014 to May 2015 for X3CNG, a company based in Parma, Italy that established compressed natural gas facilities in Colorado. Mr. Shaw holds a degree in food service administration from State University of New York at Cobleskill (1977), as well as a hotel administration degree from the University of Nevada - Las Vegas (1980). Mr. Shaw has been semi-retired since May 2015 although he does devote some time to a video business through his private company, Jazz Gas. He intends to devote approximately 25% of his business time to our company.

Kurt Strakaluse

Mr. Strakaluse is the founder and managing director of 30 Minute Security, a private investigation firm based in Las Vegas that he established in 2000. In 1992 and 1993, he has also acted as an instructor at the N.R.A. Police Firearms Instructor School, an automatic pistol skills course, as well as a guest instructor for F.B.I. Swat Teams in Boston in 1997. Mr. Strakaluse graduated from the Rhode Island Police Academy in November 1990. He intends to devote approximately 10% of his business time to our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2021, all such filing requirements applicable to its officers and directors were complied with, except that our three directors were required to file a Form 3 with respect to their shareholdings.

Code of Ethics

We have not adopted a Code of Ethics that governs the conduct of our officer.

Audit Committee

We do not have a formal audit committee or an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation.

The following table sets forth the compensation paid by us since our incorporation to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Gregory Navone President and CEO	2021	0	0	0	0	0	0	0	0
James C. Shaw CFO, Treasurer and Secretary	2021	0	0	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director service contracts.

Change of Control

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as December 29, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of	Name and address	Amount of	Percent
Class	of beneficial owner	beneficial ownership	of class
Common	Gregory Navone	250,000	6.00%
Stock	President, Chief
	Executive Officer,
	and Director
	1701 Charles Iam Court Las Vegas, Nevada 89117

Common Stock	James C. Shaw CFO, Secretary, Treasurer, and Director 1701 Charles Iam Court Las Vegas, Nevada 89117	100,000	2.40%

Common Stock	Kurt Strakaluse 1701 Charles Iam Court Las Vegas, Nevada 89117	100,000	2.40%

Common	All Officers and Directors	450,000	10.80%
Stock	as a group that consists of	shares
	three persons

The percent of class is based on 4,170,000 shares of common stock issued and outstanding as of the date of this prospectus

None of the above shareholders have any right to acquire additional shares of common stock in the capital of the Company. There are no arrangements that may result in our change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

* Any of our directors or officers;

* Any person proposed as a nominee for election as a director;

* Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

* Our sole promoter, Gregory Navone;

* Any relative or spouse of any of the foregoing persons who has the same house as such person;

* Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statements for the fiscal year ended July 31, 2021 was $2,000.

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

Other fees billed by our accountants in the last fiscal year of our Company totaled $3,800.

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation*
3.2	By-Laws*
31.1	Section 302 Certification by Principal Executive Officer
31.2	Section 302 Certification by Principal Accounting Officer and Principal Financial Officer
32.1	Section 906 Certification by Principal Executive Officer
32.2	Section 906 Certification by Principal Accounting Officer and Principal Financial Officer

* filed as an exhibit to our registration statement on Form S-1 dated July 20, 2021.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	President, Chief Executive	December 29, 2021
Gregory Navone	Officer, and director

/s/ James C. Shaw	Chief Financial Officer,	December 29, 2021
James C. Shaw	principal accounting officer, secretary, treasurer, and director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	Director	December 29, 2021
Gregory Navone

/s/ James C. Shaw	Director	December 29, 2021
James C. Shaw

/s/ Kurt Strakaluse	Director	December 29, 2021
Kurt Strakaluse