Form 10-Q
period 2021-10-31
Galaxy Enterprises Inc. /WY/
filed 2022-01-05
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 333-258034

Galaxy Enterprises Inc.

(Exact name of registrant as specified in its charter)

Wyoming	86-1370102
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1701 Charles Iam Court

Las Vegas, Nevada 89117

(Address of principal executive offices) (Zip Code)

(702) 596-9628

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,170,000 shares of common stock are issued and outstanding as of December 29, 2021.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2021 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2021 are not necessarily indicative of the results for the entire fiscal year or for any other period.

GALAXY ENTERPRISE INC.

UNAUDITED BALANCE SHEET

	October 31, 2021	July 31, 2021

ASSETS

Current assets:
Cash	$42,263	$40,863
Prepayment & deposits	15,000	15,000
Total current assets	57,263	55,863

Total assets	57,263	55,863

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	24,920	6,470
Total current liabilities	24,920	6,470

Total Liabilities	24,920	6,470

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2021	417	417
Additional paid in capital	82,983	82,983
Accumulated other comprehensive income	-	-
Accumulated deficit	(51,057)	(34,007)
Total stockholder’s equity	32,343	49,393

Total liabilities and stockholder’s equity	57,263	55,863

(The accompanying notes are an integral part of these unaudited financial statements)

GALAXY ENTERPRISE INC.

UNAUDITED STATEMENT OF COMPREHENSIVE LOSS

For the period from August 1, 2021 to October 31, 2021

Expenses
General and administrative	$17,050
Net Loss	(17,050)

Total Comprehensive Loss	(17,050)

Net loss per share – basic and diluted	-

Weighted average shares outstanding – basic and diluted	4,170,000

(The accompanying notes are an integral part of these unaudited financial statements)

GALAXY ENTERPRISE INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from August 1, 2021 to October 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	4,170,000	417	82,983	(34,007)	49,393
Common Stock issued for Cash	-	-	-	-	-
Other Comprehensive Income	-	-	-	-	-
Net Loss	-	-	-	(17,050)	(17,050)
Closing Balance, October 31, 2021	4,170,000	417	82,983	(51,057)	32,343

GALAXY ENTERPRISE INC.

UNAUDITED STATEMENT OF CASH FLOWS

For the period from August 1, 2021 to October 31, 2021

$
Cash flows from operating activities
Net loss for the period	(17,050)
Change in operating assets and liabilities
Prepayments & deposits	-
Accounts payable and accrued liabilities	18,450
Net cash used in operating activities	1,400
Cash flows from financing activities
Common stock	-
Net cash used in financing activities	-

Change in cash	1,400

Cash – beginning of period	40,863

Cash – end of period	42,263

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these unaudited financial statements)

GALAXY ENTERPRISES INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

October 31, 2021

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $(51,057). For the three months ended October 31, 2021, the Company incurred a net loss of $(17,050) and operating cash outflows of $1,400. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from shareholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s July 31, 2021 financial statements. Operating results for the three-month period ended October 31, 2021 are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2022.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the period ended July 31, 2021.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period ended July 31, 2021, the Company issued 4,170,000 shares of common stock for total cash proceeds of $83,400.

At October 31, 2021, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

None

6. SUBSEQUENT EVENTS

None.

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this section.

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

We were only incorporated on March 24, 2021 and have not commenced pursuing our business plan because we have been focused on raising the initial capital to fund our business operations. From our incorporation on March 24, 2021 to October 31, 2021, we have incurred an accumulated deficit of $51,057. To date, we have raised an aggregate of $83,400 through the sale of our common stock. Proceeds from these sales were used to fund the filing of this registration statement and will be used for future working capital requirements. Further losses are anticipated in the development of our business. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the Three months Ended October 31, 2021

Our net loss for the three-month period ended October 31, 2021 was ($17,050), which consisted entirely of general and administrative fees. We did not generate any revenue during either three-month period in fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2021, our current assets were $57,263 compared to $55,863 at July 31, 2021. The slight increase in current assets in the current fiscal year is due to cash received from a small reimbursement from an invoice from a vendor.

As at October 31, 2021, our liabilities were $24,920 compared to $6,470 at July 31, 2021. Liabilities at October 31, 2021 were comprised entirely of accounts payable and accrued liabilities. The increase in liabilities in the current fiscal year is due to accruing for accounting and professional fees.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the three-month period ended October 31, 2021, net cash flows generated from operating activities were $1,400 consisting of a net loss of $17,050, which was offset by non-cash components of accounts payable and accrued liabilities of $18,450 from the accrual of the accounting and professional fees.

Cash Flows from Investing Activities

For the period ended October 31, 2021, we did not generate or use cash flows in relation to investing activities.

Cash Flows from Financing Activities

For the period ended October 31, 2021, we did not generate or use cash flows in relation to financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of October 31, 2021, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2021. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of October 31, 2021, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2021 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

PART II

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Privacy and Value Inc.

Dated: December 29, 2021	By:	/s/ Gregory Navone
Gregory Navone
President, Chief Executive Officer, and director

	By:	/s/ James C. Shaw
James C. Shaw
Chief Financial Officer, Treasury, Secretary and director

	By:	/s/ Kurt Strakaluse
Kurt Strakaluse
Director