Form 10-Q
period 2022-01-31
Galaxy Enterprises Inc. /WY/
filed 2022-03-15
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

4,170,000 shares of common stock are issued and outstanding as of March 14, 2022.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the six months ended January 31, 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

goaliyah@hotmail.com

631-318-0351

To the shareholders and the board of directors of Cyber Apps World Inc.

Report of Independent Registered Public Accounting Firm.

I have reviewed the accompanying balance sheet of Galaxy Enterprises Inc. and the related statements of income, stockholders equity and cash flow for the three month period ending January 31, 2022. Based on my review I am not aware of any material modifications that should be made to the accompanying interim financial information for it to conform with accounting principles generally accepted in the United States of America.

Basis for review results.

These financial statements are the responsibility of the company’s management. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my review in accordance with the standards of the PCAOB. A review of interim financial Information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. A review of interim financial information is substantially less in scope then an audit conducted in accordance with the standards of the PCAOB, the objective of which is an expression of an opinion regarding the financial statements taken as a whole, and accordingly, no such opinion is expressed.

/s/ Jack Shama

Jack Shama, CPA

March 3, 2022

I have served as the company’s auditor since June 2021.

GALAXY ENTERPRISE INC.

UNAUDITED CONDENSED BALANCE SHEET

As of January 31, 2022 and July 31, 2021

	January 31, 2022	July 31, 2021

ASSETS

Current assets:
Cash	$17,030	$40,863
Prepayment & Deposit	15,000	15,000
Total current assets	32,030	55,863

Total assets	32,030	55,863

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	3,756	6,470
Total current liabilities	3,756	6,470

Total Liabilities	3,756	6,470

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2021	417	417
Additional Paid in Capital	82,983	82,983
Accumulated Deficit	(55,126)	(34,007)
Total stockholder’s equity	28,274	49,393

Total liabilities and stockholder’s equity	32,030	55,863

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISE INC.

UNAUDITED CONDENSED STATEMENT OF COMPREHENSIVE LOSS

	For the Three Months	For the Six Months
	Ended January	Ended January
	2022	2022
	$	$
Expenses
General and administrative	$4,069	21,119
Net Loss	(4,069)	(21,119)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	4,170,000	4,170,000

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISE INC.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended January 31, 2022

	Common Stock		Additional Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	4,170,000	417	82,983	(34,007)	49,393
Common Stock issued for Cash	-	-	-	-	-
Net Loss	-	-	-	(21,119)	(21,119)
Closing Balance, October 31, 2021	4,170,000	417	82,983	(55,126)	28,274

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISE INC.

UNAUDITED STATEMENT OF CASH FLOWS

For the six months period ended January 31, 2022

$
Cash flows from operating activities
Net loss for the period	(21,119)
Change in operating assets and liabilities
Prepayments & deposits	-
Accounts payable and accrued liabilities	(2,714)
Net cash used in operating activities	(23,833)
Cash flows from financing activities
Common stock	-
Net cash used in financing activities	-

Change in cash	(23,833)

Cash – beginning of period	40,863

Cash – end of period	17,030

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $55,126. For the three months ended January 31, 2022, the Company incurred a net loss of $4,069 and operating cash outflows of $23,833. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from shareholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s July 31, 2021 financial statements. Operating results for the three-month period ended January 31, 2022 are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2022.

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

As of January 31, 2022, there were no issued and outstanding stock options or warrants.

Note 5. Related Party Transactions

None.

Note 6. Subsequent Events

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

We were only incorporated on March 24, 2021 and have not commenced pursuing our business plan because we have been focused on raising the initial capital to fund our business operations. From our incorporation on March 24, 2021 to January 31, 2022, we have incurred an accumulated deficit of $55,126. To date, we have raised an aggregate of $83,400 through the sale of our common stock. Proceeds from these sales were used to fund the filing of this registration statement and will be used for future working capital requirements. Further losses are anticipated in the development of our business. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

Anticipated Services

We intend to provide clients with two principal types of services: (1) property management; and (2) property consulting.

Property Management Services

As property managers, the services that we intend to provide to owners of residential, commercial, and industrial properties include:

• completing an initial evaluation of properties and working with the owners to determine a target rental or lease rate;

• gathering comparable rental and lease rates in the area of the properties;

• reviewing the properties to determine if any repairs or upgrades should be recommended to the owners to increase rental or lease value;

• gathering detailed information regarding the features of the properties, including interior and exterior photographs;

• discussing with the owners the policies that they would like to implement with respect to the rental or lease arrangements (e.g., acceptability of pets in a residential property; acceptable uses for commercial and industrial properties);

• marketing the properties for rent or lease by creating advertisements in various media including online, print, on-site signage, and fliers depending on the suitability of each medium for the type of property involved;

• answering potential tenant and lessee inquiries; meeting with them to view properties; and collecting applications and deposits;

• performing background and credit checks on prospective tenants and lessees;

• communicating with the property owners regarding prospective tenants and lessees;

• preparing and overseeing the execution of lease agreements;

• performing move-in inspections with tenants and lessees and having them execute a report verifying the condition of the property prior to the lease commencement date;

• collecting security deposits, rents, and lease payments;

• pursuing late payments and fees;

• where necessary, preparing the necessary paperwork to evict or commence an unlawful detainer action;

• performing periodic property inspections and providing the results of each inspection to the owner if there are concerns regarding the condition of the property;

• providing accounting services to document and record cash inflows and outflows, as well as related invoices, receipts, and payment information;

• preparing monthly cash flow statements and annual reports of financial results including required tax documents for the owners;

• overseeing maintenance and repairs on properties; and

• managing tenant and lessee move-out including inspections, damage assessment, and damage deposit returns.

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

Property Consulting Services

As property consultants, the services that we intend to provide include:

• preparing plans of action and evaluation for clients considering real estate acquisitions and development;

• interpreting relevant real estate market data concerning price, yield, market stability, investment risks and trends, regulation, and economic influences;

• searching public records for transactions such as sales, leases, and assessments;

• computing property values while considering factors such as depreciation, replacement cost, comparable properties, and income potential;

• obtaining county land values and sales information in support of value assessments;

• checking building codes and zoning bylaws that may impact appraisal and development;

• estimating building replacement costs using building valuation manuals and professional cost estimators;

• inspecting properties to evaluate construction, condition, features, and functional design;

• evaluating land and neighborhoods where properties are situated including assessing locations, trends, and pending changes that could influence present and developed land value;

• providing market analysis and modelling for properties, as well as market forecasts and research; and

• providing advice on site selection, feasibility studies, sales and exit strategies, strategic planning, organizational design, and capital management.

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

Results of Operations for the three and six months ended January 31, 2022

Our net loss for the three and six-months ended January 31, 2022 was $4,069 and $21,119, respectively which consisted entirely of general and administrative fees. We did not generate any revenue during the six-month period ended January 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2022, our current assets were $32,030 compared to $55,863 at July 31, 2021. The decrease in current assets in the current fiscal year is due to cash paid to cover general and administrative expenses.

As of January 31, 2022, our liabilities were $3,756 compared to $6,470 at July 31, 2021. Liabilities on January 31, 2022 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the six-month period ended January 31, 2022, net cash flows used in from operating activities were $23,833 consisting of a net loss of $21,119, which was offset by non-cash components of accounts payable and accrued liabilities of $2,714.

Cash Flows from Investing Activities

For the period ended January 31, 2022, we did not generate or use cash flows in relation to investing activities.

Cash Flows from Financing Activities

For the period ended January 31, 2022, we did not generate or use cash flows in relation to financing activities.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

PART II

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Under Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Under Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Galaxy Enterprises Inc.

Dated: March 14, 2022	By:	/s/ Gregory Navone
Gregory Navone
President, Chief Executive Officer, and director

	By:	/s/ James C. Shaw
James C. Shaw
Chief Financial Officer, Treasury, Secretary and director

	By:	/s/ Kurt Strakaluse
Kurt Strakaluse
Director