Form 10-Q
period 2022-04-30
Galaxy Enterprises Inc. /WY/
filed 2022-06-21
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

4 ,170,000 shares of common stock are issued and outstanding as of June 14, 2022.

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

The results of operations for the nine months ended April 30, 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

GALAXY ENTERPRISE INC.

UNAUDITED CONDENSED BALANCE SHEET

As of April 30, 2022 and July 31, 2021

	April 30, 2022	July 31, 2021

ASSETS

Current assets:
Cash	$17,030	$40,863
Prepayment & Deposit	15,000	15,000
Total current assets	32,030	55,863

Total Assets	32,030	55,863

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	4,800	6,470
Total current liabilities	4,800	6,470

Total Liabilities	4,800	6,470

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2021	417	417
Additional Paid in Capital	82,983	82,983
Accumulated Deficit	(56,170)	(34,007)
Total Stockholder’s Equity	27,230	49,393

Total Liabilities and Stockholder’s Equity	32,030	55,863

(The accompanying notes are an integral part of these unaudited interim financial statements)

GALAXY ENTERPRISE INC.

UNAUDITED CONDENSED STATEMENT OF COMPREHENSIVE LOSS

	For the Three Months	For the Nine Months
	Ended April 30,	Ended April 30,
	2022	2022
	$	$
Expenses
General and administrative	$1,044	22,163
Net Loss	(1,044)	(22,163)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	4,170,000	4,170,000

(The accompanying notes are an integral part of these unaudited interim financial statements)

GALAXY ENTERPRISE INC.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months period ended April 30, 2022

			Additional
	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	4,170,000	417	82,983	(34,007)	49,393
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(22,163)	(22,163)
Closing Balance, April 30, 2022	4,170,000	417	82,983	(56,170)	27,230

(The accompanying notes are an integral part of these unaudited interim financial statements)

GALAXY ENTERPRISE INC.

UNAUDITED STATEMENT OF CASH FLOWS

For the nine months period ended April 30, 2022

For the Nine Months
Ended April
$
Cash flows from operating activities
Net loss for the period	(22,163)
Change in operating assets and liabilities
Prepayments & deposits	-
Accounts payable and accrued liabilities	(1,670)
Net cash used in operating activities	(23,833)
Cash flows from financing activities
Common stock	-
Net cash used in financing activities	-

Change in cash	(23,833)

Cash – beginning of period	40,863

Cash – end of period	17,030

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these unaudited interim financial statements)

GALAXY ENTERPRISE, INC.
NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
April 30, 2022
(unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Galaxy Enterprise Inc. (the “Company”) was incorporated in the state of Wyoming on March 24, 2021. The Company is a development stage company that intends to commence business operations by offering real estate management services for clients that focus on cost-efficient operations and tenant retention on a range of properties including Class A, B, and C office space, as well as industrial, manufacturing, retail, and warehousing facilities. The Company’s fiscal year-end is July 31.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $56,170. For the three months ended April 30, 2022, the Company incurred a net loss of $1,044 and operating cash outflows of $23,833 for the nine months ended April 30, 2022. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from shareholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s July 31, 2021 financial statements. Operating results for the three-month period ended April 30, 2022 are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2022.

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

As of April 30, 2022, there were no issued and outstanding stock options or warrants.

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

We were only incorporated on March 24, 2021 and have not commenced pursuing our business plan because we have been focused on raising the initial capital to fund our business operations. From our incorporation on March 24, 2021 to April 30, 2022, we have incurred an accumulated deficit of $56,170. To date, we have raised an aggregate of $83,400 through the sale of our common stock. Proceeds from these sales were used to fund the filing of this registration statement and will be used for future working capital requirements. Further losses are anticipated in the development of our business. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the three and nine months ended April 30, 2022

Our net loss for the three and nine-months ended April 30, 2022 was $1,044 and $22,163, respectively which consisted entirely of general and administrative fees. We did not generate any revenue during the nine-month period ended April 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2022, our current assets were $32,030 compared to $55,863 as of July 31, 2021. The decrease in current assets in the current fiscal year is due to cash paid to cover general and administrative expenses.

As of April 30, 2022, our liabilities were $4,800 compared to $6,470 at July 31, 2021. Liabilities on April 30, 2022 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the nine-month period ended April 30, 2022, net cash flows used in from operating activities were $23,833 consisting of a net loss of $22,163, which was offset by non-cash components of accounts payable and accrued liabilities of $1,670.

Cash Flows from Investing Activities

For the period ended April 30, 2022, we did not generate or use cash flows in relation to investing activities.

Cash Flows from Financing Activities

For the period ended April 30, 2022, we did not generate or use cash flows in relation to financing activities.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

PART II

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Under Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Under Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.		Title of Document
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Label Linkbase Document
101.	PRE	XBRL Taxonomy Presentation Linkbase Document

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

Galaxy Enterprises Inc.

Dated: June 21, 2022	By:
Gregory Navone
President, Chief Executive Officer, and director

By:
James C. Shaw
Chief Financial Officer, Treasury, Secretary and director

By:
Kurt Strakaluse
Director