Form 10-K/A
period 2021-07-31
Galaxy Enterprises Inc. /WY/
filed 2022-10-11
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property interest. Our offices are located at 1701 Charles Iam Court, Las Vegas, Nevada 89117, which one of our directors provides to us free of charge.

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

Not applicable

Item 8. Financial Statements and Supplementary Data (PCAOB 50909).

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

goaliyah@hotmail.com

631-318-0351

To the shareholders and the board of directors of Galaxy Enterprises Inc.

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Galaxy Enterprises Inc. and the related statements of income, stockholders equity and cash flow for the period March 24, 2021 - July 31, 2021. In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of July 31, 2021 and the results of its operations and its cash flows for the year then ended in conformity with principles generally accepted in the United States of America.

Basis for opinion.

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

Going concern matter.

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

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

/s/ Jack Shama

Jack Shama, CPA

August 29, 2022

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

	President, Chief Executive	October 6, 2022
Gregory Navone	Officer, and director

	Chief Financial Officer,	October 6, 2022
James C. Shaw	principal accounting officer, secretary, treasurer, and director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

	Director	October 6, 2022
Gregory Navone

	Director	October 6, 2022
James C. Shaw

	Director	October 6, 2022
Kurt Strakaluse