Form 10-K
period 2022-07-31
Galaxy Enterprises Inc. /WY/
filed 2022-10-31
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2022

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2022, was $74,400 based on the price at which the common stock was last sold.

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

We were only incorporated on March 24, 2021, and have not commenced pursuing our business plan because we have been focused on raising the initial capital to fund our business operations. From our incorporation on March 24, 2021, to July 31, 2022, we have incurred an accumulated deficit of $79,129. To date, we have raised an aggregate of $83,400 through the sale of our common stock. Proceeds from these sales were used to fund the filing of our registration statement and will be used for working capital. Further losses are anticipated in the development of our business. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property interest. Our offices are located at 1701 Charles Iam Court, Las Vegas, Nevada 89117, which one of our directors provides to us at no charge.

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

As of October 11, 2022, there were approximately 37 beneficial owners of record of our common stock.

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

Results of Operations for the Year Ended July 31, 2022.

From August 1, 2021 to our fiscal year end of July 31, 2022, we did not earn any revenue. From inception on August 1, 2021 to July 31, 2022, we incurred net loss of $44,122 consisting entirely of general and administrative fees.

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

Liquidity and Capital Resources

As of July 31, 2022, our current assets of $29,795 consisted of $14,795 in cash and $15,000 in prepayments and deposits and our total liabilities were $25,524, which consisted entirely of accounts payable and accrued liabilities. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. From August 1, 2021 to July 31, 2022, net cash used in operating activities was $26,068 consisting of our net loss for the period of $45,122 and an increase of accounts payable of $19,054 for accruing for professional fees.

Cash Flows from Investing Activities

From August 1, 2021 to July 31, 2022, we have not had any cash flows from investing activities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data (PCAOB 50909).

GALAXY ENTERPRISE INC.
FINANCIAL STATEMENTS
July 31, 2022, and March 24, 2021 (inception) to July 31, 2021
Index to Financial Statements

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Galaxy Enterprises Inc..

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Galaxy Enterprises Inc. and the related statements of income, stockholders equity, cash flows, including the related notes and any related schedules for the years ended July 31, 2022, and the period (inception) March 24, 2021 – July 31, 2021. In my opinion the financial statements present fairly in all material respects the financial position of the company as of July 31, 2022, and July 31, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern matters.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for opinion.

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

Critical audit matters.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved my especially challenging, subjective, or complex judgments. I have determined that there are no critical audit matters to report.

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

/s/ Jack Shama, CPA

Jack Shama, CPA

October 24, 2022

I have served as the company’s auditor since June 2021.

GALAXY ENTERPRISE INC.

BALANCE SHEETS

	July 31, 2022	July 31, 2021

ASSETS

Current assets:
Cash	$14,795	$40,863
Prepayments and deposits	15,000	15,000
Total current assets	29,795	55,863

Total Assets	29,795	55,863

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	25,524	6,470
Total current liabilities	25,524	6,470

Total Liabilities	25,524	6,470

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2021	417	417
Additional paid in capital	82,983	82,983
Accumulated deficit	(79,129)	(34,007)
Total Stockholder’s Equity	4,271	49,393

Total Liabilities and Stockholder’s Equity	29,795	55,863

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF COMPREHENSIVE LOSS

		From inception on
	For the year ended July 31,	March 24, 2021 to July 31,
	2022	2021
	$	$
Expenses
General and administrative	$45,122	34,007
Net Loss	(45,122)	(34,007)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	4,170,000	4,170,000

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the year ended July 31, 2022 and March 24, 2021 to July 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance as of March 24, 2021	-	-	-	-	-
Common Stock issued for cash	4,170,000	417	82,983	-	83,400
Other Comprehensive Income	-	-	-	-	-
Net Loss	-	-	-	(34,007)	(34,007)
Closing Balance, July 31, 2021	4,170,000	417	82,983	(34,007)	49,393

Opening Balance, July 31, 2021	4,170,000	417	82,983	(34,007)	49,393
Common Stock issued for cash	-	-	-	-	-
Net Loss	-	-	-	(45,122)	(45,122)
Closing Balance, July 31, 2022	4,170,000	417	82,983	(79,129)	4,271

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF CASH FLOWS

		From inception on
	For the year ended	March 24, 2021 to
	July 31, 2022	July 31, 2021
	$	$
Cash flows from operating activities
Net loss for the period	(45,122)	(34,007)
Change in operating assets and liabilities
Prepayments & deposits	-	(15,000)
Accounts payable and accrued liabilities	19,054	6,470
Net cash used in operating activities	(26,068)	(42,537)
Cash flows from financing activities
Issuance of common stock	-	83,400
Net cash used in financing activities	-	83,400

Change in cash	(26,068)	40,863

Cash – beginning of period	40,863	-

Cash – end of period	14,795	40,863

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

July 31, 2022, and March 24, 2021 (inception) to July 31, 2021

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the year-ended July 31, 2022, the Company incurred a net loss of $45,122 and operating cash outflows of $26,068 as of July 31, 2022. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from shareholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2022, the Company had $14,795 in cash.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. From August 1, 2021, through July 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of July 31, 2022, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2022, the Company had net operating loss carry forwards of approximately $150 that may be available to reduce future years’ taxable income in varying amounts through 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2022.  All tax years since inception remains open for examination by taxing authorities.

7. SUBSEQUENT EVENTS

None.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2022 and were subject to material weaknesses.

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

2.	Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5) (ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2019 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name	Position	Age	Term of Office
Gregory Navone	President, CEO, and Director	76	March 24, 2021 to present
James C. Shaw	CFO, Treasurer, Secretary and Director	65	March 24, 2021 to present
Kurt Strakaluse	Director	52	March 24, 2021 to present

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

EXECUTIVE OFFICER COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Gregory Navone	2022	0	0	0	0	0	0	0	0
President and CEO	2021	0	0	0	0	0	0	0	0
James C. Shaw	2022	0	0	0	0	0	0	0	0
CFO, Treasurer and Secretary	2021	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 31, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Gregory Navone	250,000	6.00%
Stock	President, Chief
	Executive Officer,
	and Director
	1701 Charles Iam Court
	Las Vegas, Nevada 89117

Common	James C. Shaw	100,000	2.40%
Stock	CFO, Secretary, Treasurer, and Director
	1701 Charles Iam Court
	Las Vegas, Nevada 89117

Common	Kurt Strakaluse	100,000	2.40%
Stock	1701 Charles Iam Court
	Las Vegas, Nevada 89117

Common	All Officers and Directors	450,000	10.80%
Stock	as a group that consists of	shares
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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statements for the fiscal year ended July 31, 2022 was $2,000.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	President, Chief Executive
Gregory Navone	Officer, and director	October 31, 2022

/s/ James C. Shaw	Chief Financial Officer,
James C. Shaw	principal accounting officer, secretary, treasurer, and director	October 31, 2022

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	Director
Gregory Navone		October 31, 2022

/s/ James C. Shaw	Director
James C. Shaw		October 31, 2022

/s/ Kurt Strakaluse	Director
Kurt Strakaluse		October 31, 2022