Form 10-Q
period 2023-01-31
Galaxy Enterprises Inc. /WY/
filed 2023-03-16
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

4,170,000 shares of common stock are issued and outstanding as of March 15, 2023

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months and six months ended January 31, 2023 are not necessarily indicative of the results for the entire fiscal year or for any other period.

GALAXY ENTERPRISE INC.

BALANCE SHEETS (unaudited)

	January 31, 2023	July 31, 2022
ASSETS

Current assets:
Cash	$9,893	$14,795
Prepayments and deposits	15,000	15,000
Total current assets	24,893	29,795

Total Assets	24,893	29,795

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	25,483	25,524
Total current liabilities	25,483	25,524

Total Liabilities	25,483	25,524

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 4,170,000 issued and outstanding as of January 31, 2023 and July 31, 2022	417	417
Additional paid in capital	82,983	82,983
Accumulated deficit	(83,990)	(79,129)
Total Stockholder’s Equity	(590)	4,271

Total Liabilities and Stockholder’s Equity	24,893	29,795

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF COMPREHENSIVE LOSS (unaudited)

	For the three month period Ended		For the six month period Ended
	January 31,		January 31,
	2023	2022	2023	2022
	$	$	$	$
Expenses
General and administrative	$1,343	4,069	$4,861	21,119
Net Loss	(1,343)	(4,069)	(4,861)	(21,119)

Net loss per share – basic and diluted	-	-	-	-

Weighted average shares outstanding – basic and diluted	4,170,000	4,170,000	4,170,000	4,170,000

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

For the six month period ended January 31, 2023 and 2022

	Common Stock		Additional Paid	Accumulated
	Number	Par Value	in Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	4,170,000	417	82,983	(34,007)	49,393
Issuance of Common Stock	-	-	-	-	-
Net Loss	-	-	-	(21,119)	(21,119)
Closing Balance, January 31, 2022	4,170,000	417	82,983	(55,126)	28,274

Opening Balance, July 31, 2022	4,170,000	417	82,983	(79,129)	4,271
Issuance of Common Stock	-	-	-	-	-
Net Loss	-	-	-	(4,861)	(4,861)
Closing Balance, January 31, 2023	4,170,000	417	82,983	(83,990)	(590)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF CASH FLOWS (unaudited)

	For the six month period Ended
	January 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss for the period	(4,861)	(21,119)
Change in operating assets and liabilities
Prepayments & deposits	-	-
Accounts payable and accrued liabilities	(41)	(2,714)
Net cash used in operating activities	(4,902)	(23,833)
Cash flows from financing activities:
Issuance of common stock	-	-
Net cash used in financing activities	-	-

Change in cash	(4,902)	(23,833)

Cash – beginning of period	14,795	40,863

Cash – end of period	9,893	17,030

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

GALAXY ENTERPRISES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the six months ended January 31, 2023, and 2022

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $83,990. For the six months ended January 31, 2023, the Company incurred a net loss of $4,861 and operating cash outflows of $4,902. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from shareholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The unaudited interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s year-end July 31, 2022 financial statements. Operating results for the six-month period ended January 31, 2023 are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2023.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the period ended July 31, 2022.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

There was no capital stock activity during the six months ended January 31, 2023 and 2022.

As of January 31, 2023, there were no issued and outstanding stock options or warrants.

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

We were only incorporated on March 24, 2021 and have not commenced pursuing our business plan because we have been focused on raising the initial capital to fund our business operations. As of January 31, 2023, we have incurred an accumulated deficit of $83,989. To date, we have raised an aggregate of $83,400 through the sale of our common stock. Proceeds from these sales were used to fund the filing of this registration statement and will be used for future working capital requirements. Further losses are anticipated in the development of our business. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the Six months Ended January 31, 2023 and 2022

Our net loss for the six-month period ended January 31, 2023 and 2022 was $4,861 and 21,119, respectively, which consisted entirely of general and administrative fees. We did not generate any revenue to date.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2023, our current assets were $24,893 compared to $29,795 as of July 31, 2022. The slight decrease in current assets in the current fiscal year is due to use of cash to pay ordinary business expenses.

As at January 31, 2023, our liabilities were $25,483 compared to $25,524 at July 31, 2022, which comprised entirely of accounts payable and accrued liabilities. The increase in liabilities in the current fiscal year is due to accruing for accounting and professional fees.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the six-month period ended January 31, 2023, net cash flows generated from operating activities were $4,902 consisting of a net loss of $4,861, which was offset by non-cash components of accounts payable and accrued liabilities of $41 from the accrual of the accounting and professional fees.

Cash Flows from Investing Activities

For the period ended January 31, 2023, we did not generate or use cash flows in relation to investing activities.

Cash Flows from Financing Activities

For the period ended January 31, 2023, we did not generate or use cash flows in relation to financing activities.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Galaxy Enterprises Inc.

Dated: March 15, 2023	By:	/s/ Gregory Navone
Gregory Navone
President, Chief Executive Officer, and director

	By:	/s/ James C. Shaw
James C. Shaw
Chief Financial Officer, Treasury, Secretary and director

	By:	/s/ Kurt Strakaluse
Kurt Strakaluse
Director