Form 10-K
period 2023-07-31
Galaxy Enterprises Inc. /WY/
filed 2023-11-15
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 333-258034

GALAXY ENTERPRISES INC.

(Name of Registrant as Specified in Its Charter)

Wyoming	86-1370102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1701 Charles Iam Court, Las Vegas, Nevada NV	89117
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2023, was $74,400 based on the price at which the common stock was last sold. 4,170,000 shares issued and outstanding.

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

We were only incorporated on March 24, 2021, and have not commenced pursuing our business plan because we have been focused on raising the initial capital to fund our business operations. From our incorporation on March 24, 2021, to July 31, 2023, we have incurred an accumulated deficit of $86,779. To date, we have raised an aggregate of $83,400 through the sale of our common stock. Proceeds from these sales were used to fund the filing of our registration statement and will be used for working capital. Further losses are anticipated in the development of our business. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

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

Nevada Revised Statute (“NRS”) 645 outlines various laws that apply to real estate brokers and salespersons. Among the duties that it imposes on those with a real estate license in Nevada include obligations to:

1	Not deal with any party to a real estate transaction in a manner which is deceitful, fraudulent or dishonest;

2	Exercise reasonable skill and care with respect to all parties to the real estate transaction;

3	Disclose to each party to the real estate transaction as soon as practicable (a) any material and relevant facts, data or information which licensee knows, or with reasonable care and diligence the licensee should know, about the property; and (b) each source from which licensee will receive compensation.

4	Abide by all other duties, responsibilities and obligations required of the licensee in law or regulations;

5	Exercise reasonable skill and care to carry out the terms of the brokerage agreement and the licensee’s duties in the brokerage agreement;

6	Not disclose, except to the licensee’s broker, confidential information relating to a client for one year after the revocation or termination of the brokerage agreement, unless licensee is required to do so by court order or the client gives written permission;

7	Seek a sale, purchase, option, rental or lease of real property at the price and terms stated in the brokerage agreement or at a price acceptable to the client;

8	Present all offers made to, or by the client as soon as practicable, unless the client chooses to waive the duty of the licensee to present all offers and signs a waiver of the duty on a form prescribed by the Nevada Real Estate Division;

9	Disclose to the client material facts of which the licensee has knowledge concerning the real estate transaction;

10	Advise the client to obtain advice from an expert relating to matters which are beyond the expertise of the licensee; and

11	Account to the client for all money and property the licensee receives in which the client may have an interest.

Property Management

NRS 645 also mandates that a property management agreement must include:

1	The term of the agreement and, if the agreement is subject to renewal, provisions clearly setting forth the circumstances under which the agreement may be renewed and the term of each such renewal;

2	A provision for the retention and disposition of deposits of the tenants of the property during the term of the agreement and, if the agreement is subject to renewal, during the term of each such renewal;

3	The fee or compensation to be paid to the broker;

4	The extent to which the broker may act as the agent of the client;

5	If the agreement is subject to cancellation, provisions clearly setting forth the circumstances under which the agreement may be cancelled. The agreement may authorize the broker or the client, or both, to cancel the agreement with cause or without cause, or both, under the circumstances set forth in the agreement; and

6	If the broker intends to provide asset management services for the client, a provision indicating the extent to which the broker will provide those services.

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

As of November 3, 2023, there were approximately 37 beneficial owners of record of our common stock.

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

Results of Operations for the Year Ended July 31, 2023.

From August 1, 2022 to our fiscal year end of July 31, 2023, we did not earn any revenue. From August 1, 2022 to our fiscal year end of July 31, 2023, we incurred net loss of $7,651 consisting entirely of general and administrative fees.

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

Liquidity and Capital Resources

As of July 31, 2023, our current assets of $15,758 consisted of $758 in cash and $15,000 in prepayments and deposits and our total liabilities were $19,138, which consisted entirely of accounts payable and accrued liabilities. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. From August 1, 2022 to July 31, 2023, net cash used in operating activities was $14,037 consisting of our net loss for the period of $7,651 and a decrease of accounts payable of $6,386.

Cash Flows from Investing Activities

From August 1, 2021 to July 31, 2023, we have not had any cash flows from investing activities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data (PCAOB 50909).

GALAXY ENTERPRISE INC.
FINANCIAL STATEMENTS
July 31, 2023, and March 24, 2021 (inception) to July 31, 2021
Index to Financial Statements

AHMED & ASSOCIATES CPA P.C.

New Hyde Park, New York, United States

Phone: +1 9179970677

To the shareholders and the board of directors of Galaxy Enterprises Inc..

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Galaxy Enterprises Inc. and the related statements of income, stockholders equity, cash flows, including the related notes and any related schedules for the years ended July 31, 2023. In my opinion the financial statements present fairly in all material respects the financial position of the company as of July 31, 2023 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rizwan Ahmed

Ahmed & Associates, CPA

Rizwan Ahmed, CPA

November 3, 2023

GALAXY ENTERPRISE INC.

BALANCE SHEET

	July 31, 2023	July 31, 2022

ASSETS

Current assets:
Cash	$758	$14,795
Prepayments and deposits	15,000	15,000
Total current assets	15,758	29,795

Total Assets	15,758	29,795

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	19,138	25,524
Total current liabilities	19,138	25,524

Total Liabilities	19,138	25,524

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2022 and 2023	417	417
Additional paid in capital	82,983	82,983
Accumulated deficit	(86,779)	(79,129)
Total Stockholder’s Equity	(3,379)	4,271

Total Liabilities and Stockholder’s Equity	15,758	29,795

(The accompanying notes are an integral part of these condensed financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF COMPREHENSIVE LOSS

	For the year ended
	July 31
	2023	2022
	$	$
Expenses
General and administrative	$7,651	45,122
Net Loss	(7,651)	(45,122)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	4,170,000	4,170,000

(The accompanying notes are an integral part of these condensed financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the year ended July 31, 2023 and 2022

	Common Stock		Additional Paid	Accumulated
	Number	Par Value	in Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	4,170,000	417	82,983	(34,007)	49,393
Issuance of Common Stock	-	-	-	-	-
Net Loss	-	-	-	(45,122)	(45,122)
Closing Balance, July 31, 2022	4,170,000	417	82,983	(79,129)	4,271

Opening Balance, July 31, 2022	4,170,000	417	82,983	(79,129)	4,271
Issuance of Common Stock	-	-	-	-	-
Net Loss	-	-	-	(7,651)	(7,651)
Closing Balance, July 31, 2023	4,170,000	417	82,983	(86,779)	(3,379)

(The accompanying notes are an integral part of these condensed financial statements)

GALAXY ENTERPRISE INC.

STATEMENT OF CASH FLOWS

	For the year ended
	July 31
	2023	2022
	$	$
Cash flows from operating activities:
Net loss for the period	(7,651)	(45,122)
Change in operating assets and liabilities
Prepayments & deposits	-	-
Accounts payable and accrued liabilities	(6,386)	19,054
Net cash used in operating activities	(14,037)	(26,068)
Cash flows from financing activities:
Issuance of common stock	-	-
Net cash used in financing activities	-	-

Change in cash	(14,037)	(26,068)

Cash – beginning of period	14,795	40,863

Cash – end of period	758	14,795

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these condensed financial statements)

GALAXY ENTERPRISES INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

July 31, 2023

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the year-ended July 31, 2023, the Company incurred a net loss of $7,651 and operating cash outflows of $14,037 as of July 31, 2023. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from shareholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2023, the Company had $758 in cash.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. From August 1, 2022, through July 31, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of July 31, 2023, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

None

6. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2023, the Company had net operating loss carry forwards of approximately $150 that may be available to reduce future years’ taxable income in varying amounts through 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2023.  All tax years since inception remains open for examination by taxing authorities.

7. SUBSEQUENT EVENTS

None.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2023 and were subject to material weaknesses.

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

1	Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2	Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5) (ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2019 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name	Position	Age	Term of Office
Gregory Navone	President, CEO, and Director	77	March 24, 2021 to present
James C. Shaw	CFO, Treasurer, Secretary and Director	66	March 24, 2021 to present
Kurt Strakaluse	Director	53	March 24, 2021 to present

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and non qualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Gregory Navone	2023	0	0	0	0	0	0	0	0
President and CEO	2022 2021	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

James C. Shaw	2023	0	0	0	0	0	0	0	0
CFO, Treasurer and Secretary	2022 2021	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

(This space is intentionally left blank)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as November 3, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Gregory Navone President, Chief Executive Officer, and Director 1701 Charles Iam Court Las Vegas, Nevada 89117	250,000	6.00%

Common Stock	James C. Shaw CFO, Secretary, Treasurer, and Director 1701 Charles Iam Court Las Vegas, Nevada 89117	100,000	2.40%

Common Stock	Kurt Strakaluse 1701 Charles Iam Court Las Vegas, Nevada 89117	100,000	2.40%

Common Stock	All Officers and Directors as a group that consists of three persons	450,000 shares	10.80%

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statements for the fiscal year ended July 31, 2023 was $2,500 and 2022 was $2,000.

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

Other fees billed by our accountants in the last fiscal year of our Company totaled $3,850.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	President, Chief Executive Officer, and director	November 3, 2023
Gregory Navone

/s/ James C. Shaw	Chief Financial Officer, principal accounting officer, secretary,	November 3, 2023
James C. Shaw	treasurer, and director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	Director	November 3, 2023
Gregory Navone

/s/ James C. Shaw	Director	November 3, 2023
James C. Shaw

/s/ Kurt Strakaluse	Director	November 3, 2023
Kurt Strakaluse