Form 10-K/A
period 2023-07-31
Galaxy Enterprises Inc. /WY/
filed 2024-03-21
CIK 1871890

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of GALAXY ENTERPRISES INC. (the “Company,” “we,” “us” or “our”) for the year ended July 31, 2023, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 15, 2023 (the “Original Filing”).

The Amendment is being filed to include an audit report from the Company’s new independent accountants.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and GALAXY ENTERPRISES INC. has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are quoted on the OTC Pink Sheets under the symbol “GLEI”. However, none of our common stock has traded through the facilities of OTC Markets since our quotation commenced. Accordingly, there is not a liquid public market for our common stock.

As of March 18, 2023, there were approximately 37 beneficial owners of record of our common stock.

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

Not applicable

Item 8. Financial Statements and Supplementary Data (PCAOB 5968).

GALAXY ENTERPRISE INC.
FINANCIAL STATEMENTS
July 31, 2023, and March 24, 2021 (inception) to July 31, 2021
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Stockholders of

GALAXY ENTERPRISES, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Galaxy Enterprises, Inc (the ‘Company’) as of July 31, 2023, and the related statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended July 31, 2023, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023, and the results of its operations and its cash flows for the year ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $86,779 and net loss of $7,651. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statement and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

March 12, 2024

GALAXY ENTERPRISE INC.

BALANCE SHEET

(Audited)

	July 31, 2023	July 31, 2022

ASSETS

Current assets:
Cash	$758	$14,795
Prepayments and deposits	15,000	15,000
Total current assets	15,758	29,795

Total Assets	15,758	29,795

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	19,138	25,524
Total current liabilities	19,138	25,524

Total Liabilities	19,138	25,524

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2023 and 2022	417	417
Additional paid in capital	82,983	82,983
Accumulated deficit	(86,779)	(79,129)
Total Stockholder’s Equity	(3,379)	4,271

Total Liabilities and Stockholder’s Equity	15,758	29,795

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

AUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has selected July 31 as its year-end. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position and the results of operations for the period presented have been reflected herein.

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

Comprehensive Loss

The Company adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments.

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

The Company has adopted FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

Use of Estimates and Assumptions

The preparation of  financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	President, Chief Executive Officer, and director	March 21, 2024
Gregory Navone

/s/ James C. Shaw	Chief Financial Officer, principal accounting officer, secretary,	March 21, 2024
James C. Shaw	treasurer, and director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	Director	March 21, 2024
Gregory Navone

/s/ James C. Shaw	Director	March 21, 2024
James C. Shaw

/s/ Kurt Strakaluse	Director	March 21, 2024
Kurt Strakaluse