Form 10-K
period 2024-07-31
Galaxy Enterprises Inc. /WY/
filed 2024-12-13
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-258034

GALAXY ENTERPRISES INC.

(Name of Registrant as Specified in Its Charter)

Wyoming	86-1370102
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1701 Charles Iam Court, Las Vegas, NV	89117
(Address of Principal Executive Offices)	(Zip Code)

(702) 596-9628

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes   ☐ No

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2024, was $74,400 based on the price at which the common stock was last sold. 4,170,000 shares issued and outstanding.

ii

iii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2024 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

General Development of Business

Overview

We intend to commence business operations by offering real estate management services for clients that focus on cost efficient operations and tenant retention on a range of properties including residential housing and Class A, B, and C office space, as well as industrial, manufacturing, retail, and warehousing facilities. We also intend to provide our clients with real estate consulting services, including market analysis and modeling, market forecasts, lease and asset management, site selection, feasibility studies, sales and exit strategies, strategic planning, organizational design, capital management, and research services. We intend to commence operations in the Las Vegas, Nevada area due to the significant demand for real estate management services there and the proximity of our management team to that city.

We were only incorporated on March 24, 2021, and have not commenced pursuing our business plan because we have been focused on raising the initial capital to fund our business operations. From our incorporation on March 24, 2021, to July 31, 2024, we have incurred an accumulated deficit of $106,914. To date, we have raised an aggregate of $83,400 through the sale of our common stock. Proceeds from these sales were used to fund the filing of our registration statement and will be used for working capital. Further losses are anticipated in the development of our business. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

Anticipated Services

We intend to provide clients with two principal types of services: (1) property management; and (2) property consulting.

Property Management Services

As property managers, the services that we intend to provide to owners of residential, commercial, and industrial properties include:

•completing an initial evaluation of properties and working with the owners to determine a target rental or lease rate;

•gathering comparable rental and lease rates in the area of the properties;

•reviewing the properties to determine if any repairs or upgrades should be recommended to the owners to increase rental or lease value;

•gathering detailed information regarding the features of the properties, including interior and exterior photographs;

•discussing with the owners the policies that they would like to implement with respect to the rental or lease arrangements (e.g., acceptability of pets in a residential property; acceptable uses for commercial and industrial properties);

•marketing the properties for rent or lease by creating advertisements in various media including online, print, onsite signage, and fliers depending on the suitability of each medium for the type of property involved;

•answering potential tenant and lessee inquiries; meeting with them to view properties; and collecting applications and deposits;

•performing background and credit checks on prospective tenants and lessees;

•communicating with the property owners regarding prospective tenants and lessees;

•preparing and overseeing the execution of lease agreements;

•performing move-in inspections with tenants and lessees and having them execute a report verifying the condition of the property prior to the lease commencement date;

•collecting security deposits, rents, and lease payments;

•pursuing late payments and fees;

•where necessary, preparing the necessary paperwork to evict or commence an unlawful detainer action;

•performing periodic property inspections and providing the results of each inspection to the owner if there are concerns regarding the condition of the property;

•providing accounting services to document and record cash inflows and outflows, as well as related invoices, receipts, and payment information;

•preparing monthly cash flow statements and annual reports of financial results including required tax documents for the owners;

•overseeing maintenance and repairs on properties; and

•managing tenant and lessee move-out including inspections, damage assessment, and damage deposit returns.

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

Property Consulting Services

As property consultants, the services that we intend to provide include:

•preparing plans of action and evaluation for clients considering real estate acquisitions and development;

•interpreting relevant real estate market data concerning price, yield, market stability, investment risks and trends, regulation, and economic influences;

•searching public records for transactions such as sales, leases, and assessments;

•computing property values while considering factors such as depreciation, replacement cost, comparable properties, and income potential;

•obtaining county land values and sales information in support of value assessments;

•checking building codes and zoning bylaws that may impact appraisal and development;

•estimating building replacement costs using building valuation manuals and professional cost estimators;

•inspecting properties to evaluate construction, condition, features, and functional design;

•evaluating land and neighborhoods where properties are situated including assessing locations, trends, and pending changes that could influence present and developed land value;

•providing market analysis and modelling for properties, as well as market forecasts and research; and

•providing advice on site selection, feasibility studies, sales and exit strategies, strategic planning, organizational design, and capital management.

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

Demand for Property Management and Consulting Services

According to the University of Nevada - Las Vegas Center for Business and Economic Research’s 2019 report, the population of Clark County in which Las Vegas is situated is expected to grow from 2,284,616 residents in 2018 to approximately 2,719,000 residents in 2030, which represents a population increase of about 19% within that time frame. Cumming Corporation, an international construction management company that provides forecasts regarding construction trends in various jurisdictions, projects that the residential construction will increase in 2021 by almost 30% with multi-family rather than single-family residences driving this growth. However, the firm foresees that demand will outpace supply due to labor and supply chain constraints. These trends will likely increase demand for residential, commercial, and industrial real estate in the area, as well as increase demand for property management and consulting services.

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

1.Not deal with any party to a real estate transaction in a manner which is deceitful, fraudulent or dishonest;

2.Exercise reasonable skill and care with respect to all parties to the real estate transaction;

3.Disclose to each party to the real estate transaction as soon as practicable (a) any material and relevant facts, data or information which licensee knows, or with reasonable care and diligence the licensee should know, about the property; and (b) each source from which licensee will receive compensation.

4.Abide by all other duties, responsibilities and obligations required of the licensee in law or regulations;

5.Exercise reasonable skill and care to carry out the terms of the brokerage agreement and the licensee’s duties in the brokerage agreement;

6.Not disclose, except to the licensee’s broker, confidential information relating to a client for one year after the revocation or termination of the brokerage agreement, unless licensee is required to do so by court order or the client gives written permission;

7.Seek a sale, purchase, option, rental or lease of real property at the price and terms stated in the brokerage agreement or at a price acceptable to the client;

8.Present all offers made to, or by the client as soon as practicable, unless the client chooses to waive the duty of the licensee to present all offers and signs a waiver of the duty on a form prescribed by the Nevada Real Estate Division;

9.Disclose to the client material facts of which the licensee has knowledge concerning the real estate transaction;

10.Advise the client to obtain advice from an expert relating to matters which are beyond the expertise of the licensee; and

11.Account to the client for all money and property the licensee receives in which the client may have an interest.

Property Management

NRS 645 also mandates that a property management agreement must include:

1.The term of the agreement and, if the agreement is subject to renewal, provisions clearly setting forth the circumstances under which the agreement may be renewed and the term of each such renewal;

2.A provision for the retention and disposition of deposits of the tenants of the property during the term of the agreement and, if the agreement is subject to renewal, during the term of each such renewal;

3.The fee or compensation to be paid to the broker;

4.The extent to which the broker may act as the agent of the client;

5.If the agreement is subject to cancellation, provisions clearly setting forth the circumstances under which the agreement may be cancelled. The agreement may authorize the broker or the client, or both, to cancel the agreement with cause or without cause, or both, under the circumstances set forth in the agreement; and

6.If the broker intends to provide asset management services for the client, a provision indicating the extent to which the broker will provide those services.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interest in real property. Our mailing address is Shiriki House Office Community, 3rd Floor Westside Towers Lower Kabete Road, Westland’s Nairobi, Kenya.

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

As of December 6, 2024, there were approximately 37 beneficial owners of record of our common stock.

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

Results of Operations for the Year Ended July 31, 2024

From August 1, 2023 to our fiscal year end of July 31, 2024, we did not earn any revenue. From August 1, 2023 to our fiscal year end of July 31, 2024, we incurred net loss of $20, 135 consisting entirely of general and administrative fees.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation..

Liquidity and Capital Resources

As of July 31, 2024, our current assets of $15,638 consisted of $638 in cash and $15,000 in prepayments and deposits and our total liabilities were $39,152, which consisted entirely of accounts payable and accrued liabilities. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. From August 1, 2023 to July 31, 2024, net cash used in operating activities was $120 consisting of our net loss for the period of $20,135 and an increase of accounts payable of $20,015.

Cash Flows from Investing Activities

From August 1, 2021 to July 31, 2024, we have not had any cash flows from investing activities.

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

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

GALAXY ENTERPRISE INC

FINANCIAL STATEMENTS

July 31, 2024, and March 24, 2021 (inception) to July 31, 2021

9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GALAXY ENTERPRISES INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Galaxy Enterprises Inc (the ‘Company’) as of July 31, 2024, and the related statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended July 31, 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024, and the results of its operations and its cash flows for the year ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $106,914 and net loss of $20,135. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statement and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Lateef Awojobi

LAO Professionals

PCAOB#: 7057

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

November 27, 2024

GALAXY ENTERPRISES INC.

BALANCE SHEET

(Audited)

	July 31, 2024	July 31, 2023
	$	$
ASSETS
Current assets:
Cash	638	758
Prepayment & deposits	15,000	15,000
Total current assets:	15,638	15,758

Total Assets:	15,638	15,758

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	39,152	19,138
Total current liabilities:	39,152	19,138

Total Liabilities:	39,152	19,138

Stockholder’s Equity
Common stock: $0.0001 par value, 100,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2024 and July 31, 2023, respectively.	417	417
Additional paid in capital	82,983	82,983
Accumulated deficit	(106,914)	(86,779)
Total Stockholder’s Equity:	(23,514)	(3,379)

Total Liabilities and Stockholder’s Equity:	15,638	15,758

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

STATEMENT OF COMPREHENSIVE LOSS

(Audited)

	For the year ended July 31,
	2024	2023
	$	$
Expenses:
General and administrative	20,135	7,651
Net Loss:	(20,135)	(7,651)

Net loss per share - basic and diluted	0.00	0.00

Weighted average shares outstanding - basic and diluted	4,170,000	4,170,000

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

AUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2024 and 2023

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2022	4,170,000	417	82,983	(79,128)	4,272
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	7,651	(7,651)	(15,302)
Closing Balance, July 31, 2023	4,170,000	417	75,332	(86,779)	(11,030)

Opening Balance, July 31, 2023	4,170,000	417	75,332	(86,779)	(11,030)
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(20,135)	(20,135)
Closing Balance, July 31, 2024	4,170,000	417	75,332	(106,914)	(31,165)

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

STATEMENT OF CASH FLOWS

(Audited)

	For the year ended
	July 31,
	2024	2023
	$	$
Cash flows from operating activities:
Net loss for the period	(20,135)	(7,651)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	20,015	(6,386)
Net cash used in operating activities:	(120)	(14,037)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Additional paid in capital	-	-
Net cash used in financing activities:	-	-

Change in cash	(120)	(14,037)

Cash - beginning of period	758	14,795

Cash - end of period	638	758

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

July 31, 2024

1. NATURE AND CONTINUANCE OF OPERATIONS

Galaxy Enterprises Inc (the “Company”) was incorporated in the state of Wyoming on March 24, 2021. The Company is a development stage company that intends to commence business operations by offering real estate management services for clients that focus on cost-efficient operations and tenant retention on a range of properties including Class A, B, and C office space, as well as industrial, manufacturing, retail, and warehousing facilities. The Company’s fiscal year-end is July 31.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the year-ended July 31, 2024, the Company incurred a net loss of $20,135 and operating cash outflows of $120 as of July 31, 2024. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from shareholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2024, the Company had $638 in cash.

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

ASC topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:Defined as observable inputs such as quoted prices in active markets;

Level 2:Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;

Level 3:Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. From August 1, 2023, through July 31, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new-guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

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

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.0001 per share.

As of July 31, 2024, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

None.

6. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2024, the Company had net operating loss carry forwards of approximately $106,914 that may be available to reduce future years’ taxable income in varying amounts through 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2024. All tax years since inception remains open for examination by taxing authorities.

7. SUBSEQUENT EVENTS

None.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2024, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2024. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2024 and were subject to material weaknesses.

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

1Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2024, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2024 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Gregory Navone President and CEO	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

James C. Shaw CFO, Treasurer and Secretary	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 3, 2024, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

The percent of class is based on 4,170,000 shares of common stock that is currently issued and outstanding as of the date of this annual report.

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

*Any of our directors or officers;

*Any person proposed as a nominee for election as a director;

*Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

*Our sole promoter, Gregory Navone;

*Any relative or spouse of any of the foregoing persons who has the same house as such person;

*Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees payable for the professional services rendered for the accounting and audit of our financial statements for the fiscal year ended July 31, 2024 was $2,500 and 2023 was $2,000.

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

*filed as an exhibit to our registration statement on Form S-1 dated July 20, 2021.

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

GALAXY ENTERPRISES INC.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	President, Chief Executive Officer, and director	December 9, 2024
Gregory Navone

/s/ James C. Shaw	Chief Financial Officer, principal accounting officer, secretary, treasurer, and director	December 9, 2024
James C. Shaw

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	Director	December 9, 2024
Gregory Navone

/s/ James C. Shaw	Director	December 9, 2024
James C. Shaw

/s/ Kurt Strakaluse	Director	December 9, 2024
Kurt Strakaluse