Form 10-K/A
period 2024-07-31
Galaxy Enterprises Inc. /WY/
filed 2025-08-26
CIK 1871890

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

We intend to generate revenue by charging owners either an hourly rate for our services or a set price for certain service that we reach through negotiation with the clients. Initially, our sole officer and director, Gregory Navone, will provide these services to clients. As our operations expand, we will need to retain additional staff in order to provide all of the above-noted services.

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

Allegations Against Former Independent Accountants

The Securities & Exchange Commission has charged our former auditor, Olayinka Oyebola & Co. (Chartered Accountants), and its principal, Olayinka Oyebola, with aiding and abetting violations of the antifraud provisions of the federal securities laws. The SEC is seeking relief that includes, without limitation, potential civil penalties, as well as permanent injunctive relief, including an order permanently barring them from acting as an auditor or accountant for U.S. public companies or providing substantial assistance in the preparation of financial statements filed with the Securities & Exchange Commission. Such charges and such penalties, if imposed, may prevent us from relying on the audit report that Olayinka Oyebola & Co. provided with respect to our financial statements for the fiscal year ended July 31, 2023. If that occurs, our current auditor would have to audit these same financial statements, which would cause us to incur significant expenses. Please refer to the Securities & Exchange Commission’s press release available at https://www.sec.gov/newsroom/pressreleases/2024-157.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

GALAXY ENTERPRISE INC

FINANCIAL STATEMENTS

July 31, 2024 and 2023

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

/s/ OLAYINKA OYEBOLA & CO.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

March 12, 2024

GALAXY ENTERPRISES INC.

BALANCE SHEET

(Audited)

	July 31, 2024	July 31, 2023
	$	$
ASSETS
Current assets:
Cash	638	758
Prepayment & deposits	15,000	15,000
Total current assets:	15,638	15,758

Total Assets:	15,638	15,758

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	39,152	19,137
Total current liabilities:	39,152	19,137

Total Liabilities:	39,152	19,137

Stockholder’s Equity
Common stock: $0.0001 par value, 100,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2024 and July 31, 2023, respectively.	417	417
Additional paid in capital	82,983	82,983
Accumulated deficit	(106,914)	(86,779)
Total Stockholder’s Equity:	(23,514)	(3,379)

Total Liabilities and Stockholder’s Equity:	15,638	15,758

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Gregory Navone President and CEO	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

James C. Shaw Former CFO, Treasurer and Secretary	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

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

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent Of Class
Common Stock	Gregory Navone President, Chief Executive Officer, and Director 1701 Charles Iam Court Las Vegas, Nevada 89117	250,000	6.00%

Common Stock	All Officers and Directors as a group that consists of one person	250,000 shares	6.00%

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

GALAXY ENTERPRISES INC.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	President, Chief Executive Officer, and director	August 22, 2025
Gregory Navone

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	Director	August 22, 2025
Gregory Navone