Form 10-K/A
period 2023-07-31
Galaxy Enterprises Inc. /WY/
filed 2025-10-09
CIK 1871890

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2023, was $74,400 based on the price at which the common stock was last sold. 4,170,000 shares issued and outstanding as of October 9, 2025.

ii

iii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2023 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interest in real property. Our mailing address is 1701 Charles Iam Court, Las Vegas, Nevada, 89117.

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

As of October 9, 2025, there were approximately 37 beneficial owners of record of our common stock.

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

Results of Operations for the Year Ended July 31, 2023

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

July 31, 2023 and 2022

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

September 19, 2025

GALAXY ENTERPRISES INC.

BALANCE SHEET

(Audited)

	July 31, 2023	July 31, 2022
	$	$
ASSETS
Current assets:
Cash	758	14,795
Prepayment & deposits	15,000	15,000
Total current assets:	15,758	29,795

Total Assets:	15,758	29,795

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	19,137	25,524
Total current liabilities:	19,137	25,524

Total Liabilities:	19,137	25,524

Stockholder’s Equity
Common stock: $0.0001 par value, 100,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2023 and July 31, 2022, respectively.	417	417
Additional paid in capital	82,983	82,983
Accumulated deficit	(86,779)	(79,129)
Total Stockholder’s Equity:	(3,379)	4,271

Total Liabilities and Stockholder’s Equity:	15,758	29,795

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

STATEMENT OF COMPREHENSIVE LOSS

(Audited)

	For the year ended July 31,
	2023	2022
	$	$
Expenses:
General and administrative	7,651	45,122
Net Loss:	(7,651)	(45,122)

Net loss per share - basic and diluted	0.00	0.00

Weighted average shares outstanding - basic and diluted	4,170,000	4,170,000

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

AUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2023 and 2022

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

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

STATEMENT OF CASH FLOWS

(Audited)

	For the year ended
	July 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss for the period	(7,651)	(45,122)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,386)	19,054
Net cash used in operating activities:	(14,037)	(26,068)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Additional paid in capital	-	-
Net cash used in financing activities:	-	-

Change in cash	(14,037)	(26,068)

Cash - beginning of period	14,795	40,863

Cash - end of period	758	14,795

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2023, all such filing requirements applicable to its officers and directors were complied with, except that our three directors were required to file a Form 3 with respect to their shareholdings.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Gregory Navone President and CEO	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
James Shaw Former CFO	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 9, 2025, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	By-Laws*
31.1	Section 302 Certification by Principal Executive, Financial and Accounting Officer
32.1	Section 906 Certification by Principal Executive, Financial and Accounting Officer

*filed as an exhibit to our registration statement on Form S-1 dated July 20, 2021.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

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

GALAXY ENTERPRISES INC.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	President, Chief Executive Officer, Chief Financial Officer, and director	October 9, 2025
Gregory Navone

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	Director	October 9, 2025
Gregory Navone