Form 10-K
period 2025-07-31
Galaxy Enterprises Inc. /WY/
filed 2025-10-09
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2025, was $74,400 based on the price at which the common stock was last sold. 4,170,000 shares issued and outstanding as of October 9, 2025.

ii

iii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2025 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

We were only incorporated on March 24, 2021, and have not commenced pursuing our business plan because we have been focused on raising the initial capital to fund our business operations. From our incorporation on March 24, 2021, to July 31, 2025, we have incurred an accumulated deficit of $116,661. To date, we have raised an aggregate of $83,400 through the sale of our common stock. Proceeds from these sales were used to fund the filing of our registration statement and will be used for working capital. Further losses are anticipated in the development of our business. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

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

Demand for Property Management and Consulting Services

According to the University of Nevada – Las Vegas Center for Business and Economic Research’s 2025 forecast, Clark County’s population reached about 2.42 million in 2024 and is projected to surpass 2.92 million by 2040, driven largely by steady in-migration. Construction activity is strong, with nearly $13 billion in projects expected in 2025, led by multifamily housing, industrial facilities, and public works. However, labor shortages, high costs, and elevated multifamily vacancies suggest demand will continue to outpace efficient supply. These factors are expected to increase the need for residential, commercial, and industrial property management and consulting services throughout the region. However, the firm foresees that demand will outpace supply due to labor and supply chain constraints. These trends will likely increase demand for residential, commercial, and industrial real estate in the area, as well as increase demand for property management and consulting services.

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

Results of Operations for the Year Ended July 31, 2025

From August 1, 2024 to our fiscal year end of July 31, 2025, we did not earn any revenue. From August 1, 2024 to our fiscal year end of July 31, 2025, we incurred net loss of $9,748 consisting entirely of general and administrative fees.

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

Liquidity and Capital Resources

As of July 31, 2025, our current assets of $15,185 consisted of $185 in cash and $15,000 in prepayments and deposits and our total liabilities were $48,447, which consisted entirely of accounts payable and accrued liabilities. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. From August 1, 2024 to July 31, 2025, net cash used in operating activities was $453 consisting of our net loss for the period of $9,748 and an increase of accounts payable of $9,295.

Cash Flows from Investing Activities

From August 1, 2021 to July 31, 2025, we have not had any cash flows from investing activities.

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

July 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GALAXY ENTERPRISES INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Galaxy Enterprises Inc (the ‘Company’) as of July 31, 2025, and the related statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended July 31, 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025, and the results of its operations and its cash flows for the year ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $116,661 and net loss of $9,748. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 19, 2025

GALAXY ENTERPRISES INC.

BALANCE SHEET

(Audited)

	July 31, 2025	July 31, 2024
	$	$
ASSETS
Current assets:
Cash	185	638
Prepayment & deposits	15,000	15,000
Total current assets:	15,185	15,638

Total Assets:	15,185	15,638

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	48,447	39,152
Total current liabilities:	48,447	39,152

Total Liabilities:	48,447	39,152

Stockholder’s Equity
Common stock: $0.0001 par value, 100,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2025 and July 31, 2024, respectively.	417	417
Additional paid in capital	82,983	82,983
Accumulated deficit	(116,662)	(106,914)
Total Stockholder’s Equity:	(33,262)	(23,514)

Total Liabilities and Stockholder’s Equity:	15,185	15,638

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

STATEMENT OF COMPREHENSIVE LOSS

(Audited)

	For the year ended July 31,
	2025	2024
	$	$
Expenses:
General and administrative	9,748	20,135
Net Loss:	(9,748)	(20,135)

Net loss per share - basic and diluted	0.00	0.00

Weighted average shares outstanding - basic and diluted	4,170,000	4,170,000

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

AUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2025 and 2024

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2023	4,170,000	417	82,983	(86,778)	(3,378)
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(20,135)	(20,135)
Closing Balance, July 31, 2024	4,170,000	417	82,983	(106,914)	(23,514)

Opening Balance, July 31, 2024	4,170,000	417	82,983	(106,914)	(23,514)
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(9,748)	(9,748)
Closing Balance, July 31, 2025	4,170,000	417	82,983	(116,662)	(33,262)

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

STATEMENT OF CASH FLOWS

(Audited)

	For the year ended
	July 31,
	2025	2024
	$	$
Cash flows from operating activities:
Net loss for the period	(9,748)	(20,135)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	9,295	20,015
Net cash used in operating activities:	(453)	(120)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Additional paid in capital	-	-
Net cash used in financing activities:	-	-

Change in cash	(453)	(120)

Cash - beginning of period	638	758

Cash - end of period	185	638

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

July 31, 2025

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the year-ended July 31, 2025, the Company incurred a net loss of $9,748 and operating cash outflows of $453 as of July 31, 2024. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from shareholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2025, the Company had $185 in cash.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. From August 1, 2021, through July 31, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of July 31, 2025, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

None.

6. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2025, the Company had net operating loss carry forwards of approximately $116,661 that may be available to reduce future years’ taxable income in varying amounts through 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2025. All tax years since inception remains open for examination by taxing authorities.

7. SUBSEQUENT EVENTS

None.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2025, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2025. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2025 and were subject to material weaknesses.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2025, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during our 2025 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2025, all such filing requirements applicable to its officers and directors were complied with, except that our three directors were required to file a Form 3 with respect to their shareholdings.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Gregory Navone President and CEO	2025	0	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0	0
James Shaw Former CFO	2025	0	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0	0

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees payable for the professional services rendered for the accounting and audit of our financial statements for the fiscal year ended July 31, 2025 was $2,500 and 2024 was $2,000.

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