Form 10-K/A
period 2024-07-31
Galaxy Enterprises Inc. /WY/
filed 2026-03-10
CIK 1871890

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

As of March 9, 2026, there were approximately 37 beneficial owners of record of our common stock.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name	Position	Age	Term of Office
Gregory Navone	President, CEO, and Director	79	March 24, 2021 to present

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 9, 2026, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

GALAXY ENTERPRISES INC.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	President, Chief Executive Officer, and director	March 9, 2026
Gregory Navone

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	Director	March 9, 2026
Gregory Navone