Form 10-K/A
period 2025-07-31
Galaxy Enterprises Inc. /WY/
filed 2026-03-10
CIK 1871890

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2025, was $74,400 based on the price at which the common stock was last sold. 4,170,000 shares issued and outstanding as of March 9, 2026.

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

GALAXY ENTERPRISES INC.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	President, Chief Executive Officer, Chief Financial Officer, and director	March 9, 2026
Gregory Navone

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	Director	March 9, 2026
Gregory Navone