Form 10-Q
period 2026-01-31
Galaxy Enterprises Inc. /WY/
filed 2026-03-25
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2026

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

4,170,000 shares of common stock are issued and outstanding as of March 24, 2026.

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

The results of operations for the six months ended January 31, 2026 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Item 1. Financial Statements (unaudited)

GALAXY ENTERPRISES INC.

BALANCE SHEET

(Unaudited)

	January 31, 2025	July 31, 2025
	$	$
ASSETS
Current assets:
Cash	50	185
Prepayment & deposits	15,000	15,000
Total current assets:	15,050	15,185

Total Assets:	15,050	15,185

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	51,793	48,447
Total current liabilities:	51,793	48,447

Total Liabilities:	51,793	48,447

Stockholder’s Equity
Common stock: $0.0001 par value, 100,000,000 authorized, 4,170,000 issued and outstanding as of January 31, 2026 and July 31, 2025, respectively.	417	417
Additional paid in capital	82,983	82,983
Accumulated deficit	(120,143)	(116,662)
Total Stockholder’s Equity:	(36,743)	(33,262)

Total Liabilities and Stockholder’s Equity:	15,050	15,185

(The accompanying notes are an integral part of these condensed financial statements)

GALAXY ENTERPRISES INC.

STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2026	2025	2026	2025
	$	$	$	$
Expenses:
General and administrative	1,902	2,348	3,482	5,303
Net Loss:	(1,902)	(2,348)	(3,482)	(5,303)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	4,170,000	4,170,000	4,170,000	4,170,000

(The accompanying notes are an integral part of these condensed financial statements)

GALAXY ENTERPRISES INC.

STATEMENT OF STOCKHOLDER’S EQUITY

For the six month periods ended January 31, 2026 and 2025

(Unaudited)

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2024	4,170,000	417	82,983	(106,914)	(23,514)
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(5,303)	(5,303)
Closing Balance, January 31, 2024	4,170,000	417	82,983	(112,217)	(28,817)

Opening Balance, July 31, 2025	4,170,000	417	82,983	(116,661)	33,261
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(3,482)	(3,482)
Closing Balance, January 31, 2026	4,170,000	417	82,983	(120,143)	(36,744)

(The accompanying notes are an integral part of these condensed financial statements)

GALAXY ENTERPRISES INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended
	January 31,
	2025	2024
	$	$
Cash flows from operating activities:
Net loss for the period	(3,482)	(5,303)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	3,347	4,711
Net cash used in operating activities:	(135)	(592)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Additional paid in capital	-	-
Net cash used in financing activities:	-	-

Change in cash	(135)	(592)

Cash - beginning of period	185	638

Cash - end of period	50	46

Supplemental cash flow disclosures

Cash paid for:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these condensed financial statements)

GALAXY ENTERPRISES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the six months ended January 31, 2026, and 2025

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $120,143. For the six months ended January 31, 2026, the Company incurred a net loss of $3,482 and operating cash outflows of $135. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from shareholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The unaudited interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s year-end July 31, 2025 financial statements. Operating results for the six-month period ended January 31, 2026 are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2026.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the period ended July 31, 2025.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.0001 per share.

There was no capital stock activity during the Nine months ended January 31, 2026 and 2025.

As of January 31, 2026, there were no issued and outstanding stock options or warrants.

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

We were only incorporated on March 24, 2021 and have not commenced pursuing our business plan because we have been focused on raising the initial capital to fund our business operations. As of January 31, 2026, we have incurred an accumulated deficit of $120,143. To date, we have raised an aggregate of $83,400 through the sale of our common stock. Proceeds from these sales were used to fund the filing of this registration statement and will be used for future working capital requirements. Further losses are anticipated in the development of our business. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the Six months ended January 31, 2026 and 2025

Our net loss for the six-month period ended January 31, 2026 and 2025 was $3,482 and $5,303, respectively, which consisted entirely of general and administrative fees. We did not generate any revenue to date.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2026, our current assets were $15,050 compared to $15,185 as of July 31, 2025. The slight decrease in current assets in the current fiscal year is due to use of cash to pay ordinary business expenses.

As at January 31, 2026, our liabilities were $51,794  compared to $48,447 at July 31, 2025, which comprised entirely of accounts payable and accrued liabilities. The increase in liabilities in the current fiscal year is due to accruing for accounting and professional fees.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the six-month period ended January 31, 2026, net cash flows generated from operating activities were $50 consisting of a net loss of $3,482, which was offset by non-cash components of accounts payable and accrued liabilities of $3,347 from the accrual of the accounting and professional fees.

Cash Flows from Investing Activities

For the period ended January 31, 2026, we did not generate or use cash flows in relation to investing activities.

Cash Flows from Financing Activities

For the period ended January 31, 2026, we did not generate or use cash flows in relation to financing activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended January 31, 2026, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2026, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2026. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2026, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2026 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Galaxy Enterprises Inc.

Dated: March 25, 2026	By:	/s/ Gregory Navone
Gregory Navone
President, Chief Executive Officer, Chief Financial Officer and Director