Form 10-K
period 2026-07-31
Galaxy Enterprises Inc. /WY/
filed 2026-11-05
CIK 1871890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2026

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2026, was $0 based on the price at which the common stock was last sold prior to the last business day of the registrant’s most recently completed second fiscal quarter.

Number of common shares outstanding as of October 30, 2026 was 4,170,000.

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

We were only incorporated on March 24, 2021, and have not commenced pursuing our business plan because we have been focused on raising the initial capital to fund our business operations. From our incorporation on March 24, 2021, to July 31, 2026, we have incurred an accumulated deficit of $120,895. To date, we have raised an aggregate of $82,983 through the sale of our common stock. Proceeds from these sales were used to fund the filing of our registration statement and will be used for working capital. Further losses are anticipated in the development of our business. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

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

As of October 30, 2026, there were approximately 37 beneficial owners of record of our common stock.

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

Results of Operations for the Year Ended July 31, 2026

The Company has not commenced operations and therefore has not generated any revenue to date. From August 1, 2025 to our fiscal year end of July 31, 2026, we incurred a net loss of $19,233 consisting entirely of general and administrative fees.

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

Liquidity and Capital Resources

As of July 31, 2026, our current assets consisted of $10 in cash and our total liabilities were $52,505, which consisted entirely of accounts payable and accrued liabilities. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. From August 1, 2025 to July 31, 2026, net cash used in operating activities was ($175) consisting of our net loss for the period of $19,233, adjusted for non-cash components, namely accounts payable of $4,058, and payments and deposits of $15,000.

Cash Flows from Investing Activities

From August 1, 2021 to July 31, 2026, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

From August 1, 2021 to July 31, 2026, we did not have any cash flows from financing activities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Since our incorporation, we have financed our operations through proceeds from the sale of our common stock and loans from related parties. We expect to finance operations through the sale of equity for the foreseeable future, as we do not receive significant revenue from our business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

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

July 31, 2026 and 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GALAXY ENTERPRISES INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Galaxy Enterprises Inc (the ‘Company’) as of July 31, 2026, and the related statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended July 31, 2026, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026, and the results of its operations and its cash flows for the year ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $135,895 and net loss of $19,233. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

November 2, 2026

GALAXY ENTERPRISES INC.

BALANCE SHEET

(Audited)

	July 31, 2026	July 31, 2025
	$	$
ASSETS
Current assets:
Cash	10	185
Prepayment & deposits	-	15,000
Total current assets:	10	15,185

Total Assets:	10	15,185

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	52,505	48,447
Total current liabilities:	52,505	48,447

Total Liabilities:	52,505	48,447

Stockholder’s Equity
Common stock: $0.0001 par value, 100,000,000 authorized, 4,170,000 issued and outstanding as of July 31, 2026 and July 31, 2025, respectively.	417	417
Additional paid in capital	82,983	82,983
Accumulated deficit	(135,895)	(116,662)
Total Stockholder’s Equity:	(52,495)	(33,262)

Total Liabilities and Stockholder’s Equity:	10	15,185

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

STATEMENT OF COMPREHENSIVE LOSS

(Audited)

	For the year ended July 31,
	2026	2025
	$	$
Expenses:
General and administrative	19,233	9,748
Net Loss:	(19,233)	(9,748)

Net loss per share - basic and diluted	0.00	0.00

Weighted average shares outstanding - basic and diluted	4,170,000	4,170,000

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

AUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2026 and 2025

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2024	4,170,000	417	82,983	(106,914)	(23,514)
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(9,748)	(9,748)
Closing Balance, July 31, 2025	4,170,000	417	82,983	(116,662)	(33,262)

Opening Balance, July 31, 2025	4,170,000	417	82,983	(116,662)	(33,262)
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(19,233)	(19,233)
Closing Balance, July 31, 2026	4,170,000	417	82,983	(135,895)	(52,495)

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

STATEMENT OF CASH FLOWS

(Audited)

	For the year ended
	July 31,
	2026	2025
	$	$
Cash flows from operating activities:
Net loss for the period	(19,233)	(9,748)
Change in operating assets and liabilities:
Payments and deposits	15,000	-
Accounts payable and accrued liabilities	4,058	9,295
Net cash used in operating activities:	(175)	(453)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Additional paid in capital	-	-
Net cash used in financing activities:	-	-

Change in cash	(175)	(453)

Cash - beginning of period	185	638

Cash - end of period	10	185

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

GALAXY ENTERPRISES INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

July 31, 2026

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the year-ended July 31, 2026, the Company incurred a net loss of $19,233 and operating cash outflows of $175 as of July 31, 2026. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.

MANAGEMENT PLAN TO ADDRESS GOING CONCERN

Management acknowledges that the Company has incurred recurring losses from operations, has not yet generated revenues, and has a working capital deficit as of July 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate these uncertainties, management has developed the following plan:

•Capital Raising Activities: The Company intends to raise additional capital through the issuance of equity securities and, where appropriate, debt financing. Discussions with potential investors are ongoing, and management believes sufficient funding can be secured to support operations over the next twelve months.

•Cost Management: Management has implemented strict cost controls to reduce general and administrative expenses. Non-essential expenditures have been deferred until adequate funding is secured.

•Strategic Partnerships: The Company is actively pursuing strategic alliances and joint venture opportunities to share development costs and accelerate commercialization of its software.

•Revenue Generation Plans: Upon completion of the software development, the Company intends to launch its product and begin generating subscription revenues. Management has prepared preliminary marketing strategies and pricing models to support revenue growth once operations commence.

•Shareholder Support: The Company has historically relied on financial support from shareholders and related parties. Management expects this support to continue until external financing and revenue generation are sufficient to sustain operations.

Management believes that these actions, if successfully implemented, will provide the Company with the necessary liquidity to continue operations for the foreseeable future. However, there can be no assurance that such plans will be achieved.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2026, the Company had $10 in cash.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. From August 1, 2025, through July 31, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

4. PREPAYMENTS AND DEPOSITS

In the prior year (2025), the Company reported a deposit with a law firm of $15,000 as a prepayment on the balance sheet. This amount represented legal fees paid in advance. The Company utilized the services associated with this prepayment, and accordingly, no balance is reflected as of July 31, 2026.

5. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.0001 per share.

As of July 31, 2026, there were no issued and outstanding stock options or warrants.

6. RELATED PARTY TRANSACTIONS

None.

7. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2026, the Company had net operating loss carry forwards of approximately $120,895 that may be available to reduce future years’ taxable income in varying amounts through 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2026. All tax years since inception remains open for examination by taxing authorities.

7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, no events have occurred that would require adjustment to, or disclosure in, the accompanying financial statements in accordance with U.S. GAAP.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2026, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. However, as of July 31, 2026, the Company has not yet established or maintained an effective system of internal control over financial reporting, and management has not conducted an assessment of its effectiveness under Section 404 of the Sarbanes-Oxley Act.

An effective system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The absence of such a system increases the risk that material misstatements in our financial statements may not be prevented or detected on a timely basis.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2026 and were subject to material weaknesses.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2026, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during our 2026 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name	Position	Age	Term of Office
Gregory Navone	President, CEO, and Director	80	March 24, 2021 to present

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Gregory Navone President and CEO	2026	0	0	0	0	0	0	0	0
	2025	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 31, 2026, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees payable for the professional services rendered for the accounting and audit of our financial statements for the fiscal year ended July 31, 2026 was $2,500 and 2025 was $2,000.

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

Other fees billed by our accountants in the last fiscal year of our Company totaled $4,750.

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

GALAXY ENTERPRISES INC.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregory Navone	President, Chief Executive Officer, Chief Financial Officer, and director	November 3, 2026
Gregory Navone